Form 10-K
period 2017-12-31
Fifth Third Auto Trust 2017-1; Fifth Third Holdings Funding, LLC
filed 2018-03-28
CIK 1715585, 1405332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 to

Fifth Third Auto Trust 2017-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of Issuing Entity: 333-211395-01

Central Index Key Number of Issuing Entity: 0001715585

Fifth Third Holdings Funding, LLC

(Exact name of depositor as specified in its charter)

Commission File Number of Depositor: 333-211395

Central Index Key Number of Depositor: 0001405332

Fifth Third Bank

(Exact name of sponsor as specified in its charter)

Central Index Key Number of Sponsor: 0000035528

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

36-7706841

(I.R.S. Employer Identification No. of issuing entity)

c/o Fifth Third Holdings Funding, LLC

1701 Gold Road, Tower I, 9th Floor

Rolling Meadows, Illinois

60008

(847) 354-7341

(Address and telephone number of principal executive office of issuing entity)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:	None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:	None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity outstanding held by non-affiliates, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents Incorporated by Reference.             See Exhibit Index.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

(a)	Item 1.	Business

(b)	Item 1A.	Risk Factors

(c)	Item 2.	Properties

(d)	Item 3.	Legal Proceedings

Item 1B.	Unresolved Staff Comments.

            Not applicable.

Item 4.                 Mine Safety Disclosures.

            Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits And Financial Statement Schedules.

(a) (1)	Not Applicable.

(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Fifth Third Holdings Funding, LLC (“Fifth Third Funding”) (filed as Exhibit 3.1 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-211395)).*

Exhibit 3.2	Limited Liability Company Agreement of Fifth Third Funding (filed as Exhibit 3.2 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-211395)).*

Exhibit 4.1	Indenture, dated as of September 20, 2017, between the Issuing Entity and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.1	Receivables Sale Agreement, dated as of September 20, 2017, between Fifth Third, as seller, and Fifth Third Holdings, LLC, as purchaser (filed as Exhibit 10.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.2	Purchase Agreement, dated as of September 20, 2017, between Fifth Third Holdings, LLC, as seller, and Fifth Third Funding, as purchaser (filed as Exhibit 10.2 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.3	Sale Agreement, dated as of September 20, 2017, between Fifth Third Funding, as seller, and the Issuing Entity, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.4	Servicing Agreement, dated as of September 20, 2017, among Fifth Third, as servicer, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.4 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.5	Administration Agreement, dated as of September 20, 2017, among Fifth Third, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.5 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.6	Amended and Restated Trust Agreement, dated as September 20, 2017, among Fifth Third Funding, The Bank of New York Mellon, not in its individual capacity but solely as owner trustee for the Issuing Entity (the “Owner Trustee”), and BNY Mellon Trust Of Delaware, as Delaware trustee (filed as Exhibit 10.6 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 10.7	Asset Representations Review Agreement, dated as of September 20, 2017, among the Issuing Entity, Fifth Third, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (filed as Exhibit 10.7 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on September 21, 2017).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of Fifth Third Funding, as depositor, pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Fifth Third Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of the Indenture Trustee.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte and Touche LLP on behalf of Fifth Third.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP on behalf of the Indenture Trustee.

Exhibit 35.1	Servicing Compliance Statement of Fifth Third.

* Incorporated by reference.

(c)	None.

Item 16.	Form 10–K Summary.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial information).

Not applicable.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial information).

Not applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial information).

Not applicable.

Item 1117 of Regulation AB: Legal proceedings.

No legal proceedings are pending against any of Fifth Third Bank, an Ohio banking corporation (“Fifth Third”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as sponsor (the “Sponsor”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator (the “Administrator”) of Fifth Third Auto Trust 2017-1 (the “Issuing Entity”)), Fifth Third Holdings, LLC, as seller (the “Seller”), Fifth Third Holdings Funding, LLC (the “Depositor”), Wilmington Trust, National Association (the “Indenture Trustee”), the Issuing Entity, or of which any property of the foregoing is subject, that are material to holders of the asset-backed notes (the “Notes”) or asset-backed certificates (the “Certificates”), and no such proceedings are known to be contemplated by governmental authorities.

The Bank of New York Mellon, as the owner trustee (the “Owner Trustee”), has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

BNY Mellon Trust of Delaware, as the Delaware trustee (the “Delaware Trustee”), has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, The Bank of New York Mellon, an affiliate of BNY Mellon Trust of Delaware, is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Fifth Third and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of Fifth Third and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Assessment Reports prepared by Fifth Third or the Indenture Trustee, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Fifth Third has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of Fifth Third and such Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2018

FIFTH THIRD HOLDINGS FUNDING, LLC, as Depositor
By:	/s/ James Leonard
Name:	James Leonard
Title:	President
(senior officer in charge of securitization)