Form 10-K
period 2019-12-31
Fifth Third Auto Trust 2017-1; Fifth Third Holdings Funding, LLC
filed 2020-03-30
CIK 1715585, 1405332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Fifth Third Auto Trust 2017-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of Issuing Entity:  333-211395-01

Central Index Key Number of Issuing Entity:  0001715585

Fifth Third Holdings Funding, LLC

(Exact name of depositor as specified in its charter)

Commission File Number of Depositor:  333-211395

Central Index Key Number of Depositor:  0001405332

Fifth Third Bank, National Association

(Exact name of sponsor as specified in its charter)

Central Index Key Number of Sponsor:  0000035528

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

36-7706841

(I.R.S. Employer Identification No. of issuing entity)

c/o Fifth Third Holdings Funding, LLC
1701 Gold Road, Tower I, 9th Floor
Rolling Meadows, Illinois

60008

(847) 354-7341

(Address and telephone number of principal executive office of issuing entity)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

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

Documents Incorporated by Reference.See Exhibit Index.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(a)	Item 1.Business
(b)	Item 1A.Risk Factors
(c)	Item 2.Properties
(d)	Item 3.Legal Proceedings

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits And Financial Statement Schedules.

(a)	(1)	Not Applicable.
	(2)	Not Applicable.
	(3)	Not Applicable.
(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Fifth Third Holdings Funding, LLC (“Fifth Third Funding”) (filed as Exhibit 3.1 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-211395)).*
Exhibit 3.2	Limited Liability Company Agreement of Fifth Third Funding (filed as Exhibit 3.2 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-211395)).*
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

Exhibit 31.1	Certification of the senior officer in charge of securitization of Fifth Third Funding, as depositor, pursuant to Rule 15d-14(d).
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Fifth Third Bank, National Association.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of the Indenture Trustee.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte and Touche LLP on behalf of Fifth Third.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP on behalf of the Indenture Trustee.
Exhibit 35.1	Servicing Compliance Statement of Fifth Third.

*  Incorporated by reference.

(c)	None.
Item 16.	Form 10–K Summary.

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

Item 1117 of Regulation AB: Legal proceedings.

No legal proceedings are pending against any of Fifth Third Bank, National Association, a national banking association (“Fifth Third”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as sponsor (the “Sponsor”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator (the “Administrator”) of Fifth Third Auto Trust 2017-1 (the “Issuing Entity”)), Fifth Third Holdings, LLC, as seller (the “Seller”), Fifth Third Holdings Funding, LLC (the “Depositor”), Wilmington Trust, National Association (the “Indenture Trustee”), the Issuing Entity, or of which any property of the foregoing is subject, that are material to holders of the asset-backed notes (the “Notes”) or asset-backed certificates (the “Certificates”), and no such proceedings are known to be contemplated by governmental authorities.

The Bank of New York Mellon, as the owner trustee (the “Owner Trustee”), has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

BNY Mellon Trust of Delaware, as the Delaware trustee (the “Delaware Trustee”), has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

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

Date:  March 30, 2020

FIFTH THIRD HOLDINGS FUNDING, LLC, as Depositor

By:	/s/ Bryan Preston
Name:	Bryan Preston
Title:	President
(senior officer in charge of securitization)